Form 10QSB
period 2008-03-31
R&R ACQUISITION IX, INC
filed 2008-04-08
CIK 1368507

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2008

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

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of April 8, 2008, there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

R&R Acquisition IX, Inc.
(A Development Stage Company)

- INDEX -

		Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	Condensed Balance Sheet as of March 31, 2008 (unaudited)	2

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2008 and March 31, 2007 and the period from June 2, 2006 (Date of Inception) to March 31, 2008 (unaudited)	3

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to March 31, 2008 (unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2008 and March 31, 2007 and the period from June 2, 2006 (Date of Inception) to March 31, 2008 (unaudited)	5

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION PLAN OF OPERATION	9

ITEM 3A(T). CONTROLS AND PROCEDURES		11

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	12
SIGNATURES		13

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition IX, Inc
(A Development Stage Company)
CONDENSED BALANCE SHEET
March 31, 2008
(unaudited)

ASSETS
Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$4,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$8,604

TOTAL CURRENT LIABILITIES	8,604

Commitments and Contingencies	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	59,500
Deficit accumulated during the development period	(63,772)

TOTAL STOCKHOLDERS’ DEFICIT	(4,022)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition IX, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from June 2, 2006 (Date of Inception) to March 31, 2008
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Expenses
Professional fees	$4,000	$2,000	$12,250	$16,500	$54,750
Printing and filing fees	830	41	3,719	4,670	9,418

Total operating expenses	4,830	2,041	15,969	21,170	64,168
Interest Income	9	42	79	219	396

Net Loss	$(4,821)	$(1,999)	$(15,890)	$(20,951)	$(63,772)

Weighted average number of common shares	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share:
basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to March 31, 2008

				Deficit Accumulated During the Development Stage
			Additional Paid-in Capital
	Common Stock				Total Stockholders’ Equity(Deficit)

	Shares	Amount

Balance at June 2, 2006 (inception)	—	$—	$—	$—	$—
Common shares issued	2,500,000	250			250
Contributed capital	—	—	40,000	—	40,000
Net loss	—	—	—	(18,483)	(18,483)

Balance at June 30, 2006 (Audited)	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	—	—	12,500		12,500
Net loss	—	—	—	(29,399)	(29,399)

Balance at June 30, 2007 (Audited)	2,500,000	250	52,500	(47,882)	4,868
Contributed capital	—	—	7,000		7,000
Net loss	—	—	—	(15,890)	(15,890)

Balance at March 31, 2008 (Unaudited)	2,500,000	$250	$59,500	$(63,772)	$(4,022)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition IX, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from June 2, 2006 (Date of Inception) to March 31, 2008

	Nine Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,890)	$(20,951)	$(63,772)
Changes in operating assets and liabilities (Decrease) increase in accrued expenses	(1,433)	(463)	8,604

NET CASH USED IN OPERATING ACTIVITIES	(17,323)	(21,414)	(55,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	250
Contributed capital	7,000	12,500	59,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	12,500	59,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,323)	(8,914)	4,582

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,905	25,767	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,582	$16,853	$4,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition IX, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION IX, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of March 31, 2008, the Company had not yet commenced any operations.

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

NOTE 2 – Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of March 31, 2008. The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R Acquisition IX, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

NOTE 4 – Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

R&R Acquisition IX, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

NOTE 5 – New Accounting Pronouncements (continued):

FASB 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

FASB 161 – Disclosures about Derivative Instruments and Hedging Activities – Issued March 2008

Management does not believe that this standard will have a material effective on the accompanying financial statements once effective.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our” and “our company” refers to R&R Acquisition IX, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

Continuing Operating Expenses For The Three Months Ended March 31, 2008 Compared To The Three Months Ended March 31, 2007

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the three months ended March 31, 2008 and 2007 were $4,830 and $2,041, respectively. These expenses primarily constituted professional fees.

Continuing Operating Expenses For The Nine Months Ended March 31, 2008 Compared To The Nine Months Ended March 31, 2007

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the nine months ended March 31, 2008 and 2007 were $15,969 and $21,170, respectively. These expenses primarily constituted professional fees.

Continuing Operational Expenses for the period from June 2, 2006 (Date of Inception) to March 31, 2008

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the period from June 2, 2006 (our inception date) to March 31, 2008 were $64,168. These expenses primarily constituted professional fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2008, we had cash of $4,582 and a working capital deficit of $4,022.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2008.

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

R&R ACQUISITION IX, INC.

Dated: April 8, 2008	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: April 8, 2008	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)