Form 10-Q
period 2008-12-31
R&R ACQUISITION IX, INC
filed 2009-01-14
CIK 1368507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-52124

R&R Acquisition IX, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2590442
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of January 14, 2009.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended December 31, 2008

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Condensed Balance Sheets at December 31, 2008 (Unaudited) and June 30, 2008	2

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2008 and December 31, 2007 and for the period from June 2, 2006 (Date of Inception) to December 31, 2008 (Unaudited)	3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to December 31, 2008 (Unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2008 and December 31, 2007 and for the period from June 2, 2006 (Date of Inception) to December 31, 2008	5

Notes to Condensed Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4T. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	10

SIGNATURES	11

FORWARD-LOOKING STATEMENTS

          Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition IX, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION IX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31, 2008 (unaudited)	June 30, 2008

ASSETS

Current Assets
Cash and cash equivalents	$6,111	$703

TOTAL ASSETS	$6,111	$703

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$9,503	13,504

TOTAL CURRENT LIABILITIES	9,503	13,504

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	78,500	59,500
Deficit accumulated during the development stage	(82,142)	(72,551)

TOTAL STOCKHOLDERS’ DEFICIT	(3,392)	(12,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,111	$703

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		For the period from June 2, 2006 (Date of Inception) To December 31, 2008
	2008	2007	2008	2007

Expenses
Professional fees	$4,000	$4,000	$8,000	$8,250	$70,750
Formation and other costs	1,060	1,867	1,602	2,891	11,801

Total operating expenses	5,060	5,867	9,602	11,141	82,551
Interest Income	4	17	11	71	409

Net loss	$(5,056)	$(5,850)	$(9,591)	$(11,070)	$(82,142)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to December 31, 2008
(unaudited)

						Deficit Accumulated During the Development Stage
	Preferred Stock- Par value of $.0001 per share		Common Stock- Par value of $.0001 per share				Total Stockholders’ Equity (Deficit)
					Additional Paid-in Capital

	Shares	Amount	Shares	Amount

Common shares issued (inception) (June 2, 2006 $0.0001 per share)	—	$—	2,500,000	$250	$—	$—	$(250)

Contributed capital, June 8, 2006	—	—	—	—	40,000	—	40,000

Net loss	—	—	—		—	(18,483)	(18,483)

Balance at June 30, 2006 (Audited)	—	—	2,500,000	250	40,000	(18,483)	21,767

Contributed capital	—	—	—	—	12,500	—	12,500

Net loss	—	—	—	—	—	(29,399)	(29,399)

Balance at June 30, 2007 (Audited)	—	—	2,500,000	250	52,500	(47,882)	4,868

Contributed capital	—	—	—	—	7,000	—	7,000

Net loss	—	—	—	—	—	(24,669)	(24,669)

Balance at June 30, 2008 (Audited)	—	—	2,500,000	250	59,500	(72,551)	(12,801)

Contributed capital	—	—	—	—	19,000	—	19,000

Net loss	—	—	—	—	—	(9,591)	(9,591)

Balance at December 31, 2008 (Unaudited)	—	—	2,500,000	$250	$78,500	$(82,142)	$(3,392)

The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition IX, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from June 2, 2006 (Date of Inception) to December 31, 2008

	Six Months Ended December 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,591)	$(11,070)	$(82,142)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(4,000)	(2,083)	9,503

NET CASH USED IN OPERATING ACTIVITIES	(13,591)	(13,153)	(72,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	—	—	250
Contributed capital	19,000	7,000	78,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	7,000	78,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,409	(6,153)	6,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	702	14,905	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,111	$8,752	$6,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION IX, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of December 31, 2008, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of December 31, 2008. The results of operations for the three and six months ended December 31, 2008 and 2007, and for the period June 2, 2006 (Date of Inception) to December 31, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2008
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

NOTE 5 - New Accounting Pronouncements

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “our company” refers to R&R Acquisition IX, Inc.

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

Continuing Operating Expenses For The Three Months Ended December 31, 2008 Compared To The Three Months Ended December 31, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended December 31, 2008 and 2007 were $5,060 and $5,867, respectively. These expenses primarily constituted professional and filing fees.

Continuing Operating Expenses For The Six Months Ended December 31, 2008 Compared To The Six Months Ended December 31, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the six months ended December 31, 2008 and 2007 were $9,602 and $11,141, respectively. These expenses primarily constituted professional and filing fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to December 31, 2008

We currently do not have any business operations and have no revenue since inception. Total expenses for the period from June 2, 2006 (our inception date) to December 31, 2008 were $82,551. These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At December 31, 2008, we had cash of $6,111 and negative working capital of $3,392.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

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

R&R ACQUISITION IX, INC.

Dated: January 14, 2009	/s/ Arnold P. Kling

Arnold P. Kling, President (Principal Executive Officer)

Dated: January 14, 2009	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer (Principal Financial and Accounting Officer)