Form 10-Q
period 2010-12-31
R&R ACQUISITION IX, INC
filed 2011-01-27
CIK 1368507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2010

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
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of January 27, 2011.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended December 31, 2010

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Balance Sheets at December 31, 2010 (Unaudited) and June 30, 2010	2

Statements of Operations for the Three and Six Months Ended December 31, 2010 and December 31, 2009 and for the period from June 2, 2006 (Date of Inception) to December 31, 2010 (Unaudited)	3

Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to December 31, 2010 (Unaudited)	4

Statements of Cash Flows for the Six Months Ended December 31, 2010 and December 31, 2009 and for the period from June 2, 2006 (Date of Inception) to December 31, 2010	5

Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	10

SIGNATURES	11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION IX, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	June 30,
	(unaudited)	2010
ASSETS

Current Assets
Cash and cash equivalents	$2,917	$12,269
TOTAL ASSETS	$2,917	$12,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$7,024	$15,103
TOTAL CURRENT LIABILITIES	7,024	15,103

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	121,000	113,000
Deficit accumulated during the development stage	(125,357)	(116,084)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,107)	(2,834)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,917	$12,269

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from June 2, 2006
	Three Months Ended		Six Months Ended		(Date of Inception)
	December 31,		December 31,		To
	2010	2009	2010	2009	December 31, 2010
Expenses
Professional fees	$3,850	$3,500	$7,700	$7,350	$107,650
Other operating expenses	795	795	1,575	1,590	18,125
Total operating expenses	4,645	4,295	9,275	8,940	125,775
Interest Income	-	1	2	2	418
Net loss	$(4,645)	$(4,294)	$(9,273)	$(8,938)	$(125,357)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to December 31, 2010
(unaudited)

						Deficit
	Preferred Stock- Par value		Common Stock- Par value		Additional	Accumulated During the	Total Stockholders'
	of $.0001 per share		of $.0001 per share		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued (inception) (June 2, 2006 $0.0001 per share)	-	$-	2,500,000	$250	$-	$-	$(250)
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-		-	(18,483)	(18,483)
Balance at June 30, 2006 (Audited)	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,399)	(29,399)
Balance at June 30, 2007 (Audited)	-	-	2,500,000	250	52,500	(47,882)	4,868
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(24,669)	(24,669)
Balance at June 30, 2008 (Audited)	-	-	2,500,000	250	59,500	(72,551)	(12,801)
Contributed capital	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(23,171)	(23,171)
Balance at June 30, 2009 (Audited)	-	-	2,500,000	250	88,000	(95,722)	(7,472)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,362)	(20,362)
Balance at June 30, 2010 (Audited)	-	-	2,500,000	250	113,000	(116,084)	(2,834)
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(9,273)	(9,273)
Balance at December 31, 2010 (Unaudited)	-	-	2,500,000	$250	$121,000	$(125,357)	$(4,107)

The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition IX, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from
			June 2, 2006
	Six Months Ended December 31,		(Date of Inception) to December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,273)	$(8,938)	$(125,357)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(8,079)	(4,850)	7,024
NET CASH USED IN OPERATING ACTIVITIES	(17,352)	(13,788)	(118,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	8,000	12,000	121,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	12,000	121,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,352)	(1,788)	2,917

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,269	6,831	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,917	$5,043	$2,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION IX, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of December 31, 2010, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of December 31, 2010.  The results of operations for the three and six months ended December 31, 2010 and 2009, and for the period June 2, 2006 (Date of Inception) to December 31, 2010, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2010. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION IX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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

Continuing Operating Expenses For The Three Months Ended December 31, 2010 Compared To The Three Months Ended December 31, 2009

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended December 31, 2010 and 2009 were $4,645 and $4,295, respectively. These expenses primarily constituted professional and filing fees.  The increase from 2009 to 2010 is due to higher professional and filing fees.

Continuing Operating Expenses For The Six Months Ended December 31, 2010 Compared To The Six Months Ended December 31, 2009

We currently do not have any business operations and have no revenues since inception. Total expenses for the six months ended December 31, 2010 and 2009 were $9,275 and $8,940, respectively. These expenses primarily constituted professional and filing fees.  The increase from 2009 to 2010 is due to higher professional and filing fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to December 31, 2010

We currently do not have any business operations and have no revenue since inception.  Total expenses for the period from June 2, 2006 (our inception date) to December 31, 2010 were $125,775.  These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.  At December 31, 2010, we had cash of $2,917 and negative working capital of $4,107.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

R&R ACQUISITION IX, INC.

Dated: January 27, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 27, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)